Form 10QSB
period 2000-03-31
ENOVA HOLDINGS INC
filed 2000-05-22
CIK 1098929

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

                        Commission file number 000-29069

                              Enova Holdings, Inc.
       (Exact name of small business issuer as specified in its character)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   33-0803552
                        (IRS Employer Identification No.)

               1196 E. Willow Street, Long Beach California 90806
                    (Address of principal executive offices)

                                 (562) 426-1321
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __.

As of March 31, 2000, Enova Holdings, Inc. had 5,149,712 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes __                     No  X

                                TABLE OF CONTENTS
                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2000

                                                                          Page

PART 1 - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                and December 31, 1999 .....................................3

               Consolidated Statement of Operations - Quarter ended
                March 31, 2000 and 1999 (Unaudited) .......................4

               Consolidated Statement of Cash Flows - Quarter ended
                March 31, 2000 and 1999 (Unaudited) .......................5

               Notes to the Consolidated Financial Statements .............6-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................7-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings ............................................8

     Item 2.   Changes in Securities ........................................8

     Item 3.   Defaults upon Senior Securities ..............................8

     Item 4.   Submission of Matters to Vote of Security Hoders .............8

     Item 5.   Other Information ............................................8

     Item 6.   Exhibits and Reports on Form 8-K .............................8

               Signatures ...................................................9


                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2000
                              AND DECEMBER 31, 1999

                                                                                (Unaudited)          (Audited)
                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2000                1999

                                                 ASSETS

 CURRENT ASSETS
     Cash and cash equivalents                                                $       132,119     $       60,373
     Accounts receivable, net                                                       1,176,024          1,177,544
     Inventory                                                                        657,041            830,783
     Other current assets                                                               3,509             16,494
       Total current assets                                                         1,968,693          2,085,194

 PROPERTY AND EQUIPMENT                                                             1,326,136          1,343,883

 OTHER ASSETS
     Investment                                                                     1,200,000         1,506, 250
     Intangible, net                                                                  725,321            734,930
     Receivable from affiliate                                                         65,780             65,780
       Total other assets                                                           1,991,101          2,306,960

 TOTAL ASSETS                                                                 $     5.285,930     $    5,736,037


                               LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                                                         $        996.740     $    1,061,720
     Lines of credit                                                                   256,000            250,000
     Accrued expenses                                                                  446,628            520.248
     Notes payable, current portion                                                    973,589            877,156
     Capital lease obligations, current portions                                        13,390             13,112
         Total current liabilities                                                   2,686,347          2,722,236

  NOTES PAYABLE, NET OF CURRENT PORTION                                              1,468,387          1,468,828

  CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                     69,180             71,530

  TOTAL LIABILITIES                                                                  4,223,914          4,262,594

  SHAREHOLDERS' EQUITY
     Preferred stock, $,001 par value, 25,000,000 shares
         authorized, 250 shares issued and outstanding
     Common stock. $.001 par value, 75,000,000 shares
         authorized, 5,149,712 shares issued and outstanding                             5,150              5,150
     Additional paid-in capital                                                      2.332,862          2,332,862
     Accumulated other comprehensive income                                            125,000            431,250
     Accumulated deficit                                                           (1,400,996)        (1,295,818)
            Total shareholders' equity                                               1,062,016          1,473,443

  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                   $      5,285,930     $    5,736,037


                 See accompanying notes to financial statements.


                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONSOLIDATED)
                          AND MARCH 31,1999 (COMBINED)

                                                                           (Unaudited)            (Unaudited)
                                                                             2000                     1999

 NET SALES                                                               $        1,706,116    $         1,888,764
 COST OF SALES                                                                    1,104,794              1,077,945
 GROSS PROFIT                                                                       601,322                810,819
 OPERATING EXPENSES
     Sales and marketing                                                            332,594                200,643
     General and administrative                                                     288,034                424,502
         Total operating expenses                                                   620,628                625,145
 LOSS FROM OPERATIONS                                                              (19,306)                185,674
 OTHER (INCOME) EXPENSES
     Interest income                                                                    (1)                  (507)
     Interest expense                                                                82,672                 27,366
         Total other (income) expenses                                               82,671                 26,859
 NET LOSS BEFORE INCOME TAXES                                                     (101,977)                158,815
     Income taxes                                                                     3,200                      -
 NET LOSS                                                                         (105,177)                158,815
 OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized loss on investment                                                (308,250)
 COMPREHENSIVE LOSS                                                      $        (411,427)    $           158,815
 Net loss per common share - basic and diluted                           $           (0.02)    $              0,03
 Weighted average shares outstanding - basic and diluted                          5,142,936              5,142,936


                 See accompanying notes to financial statements.


                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONSOLIDATED)
                          AND MARCH 31, 1999 (COMBINED)


                                                                                     (Unaudited)              (Unaudited)
                                                                                        2000                     1999

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                  $           (105,177)    $            158,815
      Adjustments to reconcile net profit to net cash provided
          by (used in) operating activities:
             Depreciation & amortization                                                       27,355                  14,714
             Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                                       1,520                (80,349)
               (Increase) decrease in inventory                                               173,742                  67,907
               (Increase) decrease in other assets                                             12,985                 (7,572)
               Increase in accounts payable                                                  (64,981)               (237,988)
               Increase (decrease) in accrued expenses                                          8,950                  85,286
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          54,394                     813
  CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                           -                (10,631)
      Repayment of advances to affiliate                                                            -                  15,767
  NET CASH USED IN INVESTING ACTIVITIES                                                             -                   5,136
  CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from lines of credit                                                         6,000                       -
      Proceeds from notes payable                                                              11,352                       -
      Payments on notes payable                                                                     -               (130,122)
      Payments on capital lease                                                                     _                 (2,293)
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          17,352               (132,415)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         71,746               (126,466)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 60,373                 345,114
  CASH AND CASH EQUIVALENTS, MARCH 31                                           $             132,119    $            218,648


                 See accompanying notes to financial statements.

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2999
                                   (UNAUDITED)

Note 1. Organization

         Enova Holdings, Inc. ("Enova" or the "Company") is engaged in the distribution, service, and manufacturing of custom process equipment packages for the air and gas handling equipment industry. The Company operates through two operating subsidiaries: Pego Systems, Inc. ("Pego") and Pacific Pneumatics, Inc. ("PPI").


Note 2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the consolidated financial statements and footnotes of Enova Holdings, Inc. and Subsidiaries included in the Company's Form 10 - SB/A for the year ended December 31, 1999.


Note 3. Legal Matters

         On January 14, 2000, the bank with whom the Company had its line of credit and a term loan, demanded payment in full of these obligations in the amount of $924,636, and filed a complaint against the Company for alleged no-payment of the promissory note and breach of the security agreement. This amount is recorded as a liability on the Company's financial statements at March 31, 2000. Management and counsel have reviewed the complaint and have interposed numerous defenses. The Company continues to believe that there is no legal basis for the prosecution of this action.


Note 4. Going Concern

         The Company continues to be in violation of certain debt covenants in connection with certain notes payable to a bank. In addition, the Company has continuing losses from operations. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital or obtain debt financing and generate income from operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2999
                                   (UNAUDITED)


Note 4. Going Concern (continued)

         Management plans to sell its investment in Hartcourt common stock upon effectiveness of a registration statement filed by Hartcourt, however, it is not currently known when this might occur. Management continues to believe, however, that actions presently being taken to generate cash and thus pay the bank loans provide the opportunity for the Company to continue as a going concern.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Comparison of the Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999:

The accompanying financial statements of Enova for the quarter ended March 31, 2000 include operations of Enova, Pego and PPI. The accompanying financial statements for the quarter ended March 31, 1999 include operations of Pego and PPI.

Sales. Sales decreased by approximately $182,600 or 10% during the three months ended March 31, 2000 when compared with the same period in 1999. This decrease in sales resulted primarily due to Enova not able to complete the shipments of major engineering packages due to back ordered parts.

Cost of sales. Cost of sales increased by approximately $26,800 or 2% during the three months ended March 31, 2000 when compared to the same period in 1999. Cost of sales as a percentage of sales increased to approximately 65% of sales during the three months ended March 31, 2000 as compared to approximately 57% of sales for the same period in 1999. The increase in cost of sales was primarily due to sale of product mix with lower gross margin during the three months ended March 31, 2000 compared to sale of product mix during the same period in 1999.

Sales and marketing. Sales and marketing expenses increased by approximately $132,000 or 66% during the three months ended March 31, 2000 when compared to the same period in 1999. Sales and marketing expenses as a percentage of sales increased to approximately 20% of sales during the three months ended March 31, 2000 as compared to approximately 11% of sales for the same period in 1999. Such increase was primarily due to Enova expanding direct sales, increased advertising and marketing activities during the three months ended March 31, 2000 as compared to the same period in 1999.

General and administrative. General and administrative expenses decreased by approximately $136,500 or 32% during the three months ended March 31, 2000 when compared to the same period in 1999. General and administrative expenses as a percentage of sales decreased to approximately 17% of sales during the three months ended March 31, 2000 when compared to approximately 23% of sales for the same period in 1999. Such decrease was primarily due to the increased administrative expenses, legal and accounting costs, and payroll expenses incurred in connection with the organization of Enova during the three months ended March 31, 1999 as compared to the same period in 2000.

Interest Expense. Interest expense increased by approximately $55,300 during the three months ended March 31, 2000 when compared to the same period in 1999. The increase in interest expense was primarily due to the higher rate of interest charged to Enova on loans outstanding to the bank and third party during the three months ended March 31, 2000 as compared to the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, Enova had cash and cash equivalents of approximately $132,000 and working capital deficiency of approximately $717,600. The company believes that its existing working capital deficit together with funds generated from operations will not be sufficient to provide for its planned operations for the foreseeable future. Enova regularly examines opportunities for strategic acquisitions of other companies or lines of businesses and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or raise additional funds to be used, in whole or in part, in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on Enova's shareholders, and there can be no assurances as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-SB/A for the year ended December 31, 1999.

Item 2.   CHANGES IN SECURITIES

         Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.   OTHER INFORMATION

         None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27.1      Financial Data Schedule

(b)      Reports on Form 8-K - None during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENOVA HOLDINGS, INC.

Date:     May 19, 2000        By:  /s/  Alan V. Phan
                                        ---------------------------------------
                                        Dr. Alan V. Phan
                                        Chairman of the Board and President