Form 10QSB/A
period 2000-03-31
ENOVA HOLDINGS INC
filed 2000-05-25
CIK 1098929

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

          Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ..................7-8


PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings .....................................8

          Item 2.   Changes in Securities .................................8

          Item 3.   Defaults upon Senior Securities .......................8

          Item 4.   Submission of Matters to Vote of Security Hoders ......8

          Item 5.   Other Information .....................................8

          Item 6.   Exhibits and Reports on Form 8-K ......................9

                    Signatures ............................................10


                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2000
                              AND DECEMBER 31, 1999


                                                                                (Unaudited)          (Audited)
                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2000                1999
                                                 ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                                $       132,119     $       60,373
     Accounts receivable, net                                                       1,176,024          1,177,544
     Inventory                                                                        657,041            830,783
     Other current assets                                                               3,509             16,494
       Total current assets                                                         1,968,693          2,085,194

 PROPERTY AND EQUIPMENT                                                             1,326,136          1,343,883

 OTHER ASSETS
     Investment                                                                     1,200,000         1,506, 250
     Intangible, net                                                                  725,321            734,930
     Receivable from affiliate                                                         65,780             65,780
       Total other assets                                                           1,991,101          2,306,960

 TOTAL ASSETS                                                                 $     5.285,930     $    5,736,037


                               LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                                                         $        996.740     $    1,061,720
     Lines of credit                                                                   256,000            250,000
     Accrued expenses                                                                  446,628            520.248
     Notes payable, current portion                                                    973,589            877,156
     Capital lease obligations, current portions                                        13,390             13,112
         Total current liabilities                                                   2,686,347          2,722,236

  NOTES PAYABLE, NET OF CURRENT PORTION                                              1,468,387          1,468,828

  CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                     69,180             71,530

  TOTAL LIABILITIES                                                                  4,223,914          4,262,594

  SHAREHOLDERS' EQUITY
     Preferred stock, $,001 par value, 25,000,000 shares
         authorized, 250 shares issued and outstanding
     Common stock. $.001 par value, 75,000,000 shares
         authorized, 5,149,712 shares issued and outstanding                             5,150              5,150
     Additional paid-in capital                                                      2.332,862          2,332,862
     Accumulated other comprehensive income                                            125,000            431,250
     Accumulated deficit                                                           (1,400,996)        (1,295,819)
            Total shareholders' equity                                               1,062,016          1,473,443

  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                   $      5,285,930     $    5,736,037

                 See accompanying notes to financial statements.


                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONSOLIDATED)
                          AND MARCH 31,1999 (COMBINED)

                                                                           (Unaudited)            (Unaudited)
                                                                           2000                       1999
 NET SALES                                                               $        1,706,116    $         1,888,764
 COST OF SALES                                                                    1,104,794              1,077,945
 GROSS PROFIT                                                                       601,322                810,819
 OPERATING EXPENSES
     Sales and marketing                                                            332,594                200,643
     General and administrative                                                     288,034                424,502
         Total operating expenses                                                   620,628                625,145
 LOSS FROM OPERATIONS                                                              (19,306)                185,674
 OTHER (INCOME) EXPENSES
     Interest income                                                                    (1)                  (507)
     Interest expense                                                                82,672                 27,366
         Total other (income) expenses                                               82,671                 26,859
 NET LOSS BEFORE INCOME TAXES                                                     (101,977)                158,815
     Income taxes                                                                     3,200                      -
 NET LOSS                                                                         (105,177)                158,815
 OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized loss on investment                                                (306,250)
 COMPREHENSIVE LOSS                                                      $        (411,427)    $           158,815
 Net loss per common share - basic and diluted                           $           (0.02)    $              0,03
 Weighted average shares outstanding - basic and diluted                          5,142,936              5,142,936

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

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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


                                        ENOVA HOLDINGS, INC.

Date:     May 23, 2000                  By:  /s/  Alan V. Phan
                                             ----------------------------------
                                                  Dr. Alan V. Phan
                                                  Chairman of the Board
                                                  and President