Form 10QSB
period 2000-06-30
ENOVA HOLDINGS INC
filed 2000-08-18
CIK 1098929

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT


                        Commission file number 000-29069


                              Enova Holdings, Inc.
       (Exact name of small business issuer as specified in its character)



                     Nevada                            33-0803552
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)



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


As of June 30, 2000, Enova Holdings, Inc. had 5,149,712 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):

         Yes __                     No  X

                                TABLE OF CONTENTS
                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES


                              Report on Form 10-QSB
                    For the Three Months and Six Months ended
                                  June 30, 2000


                                                                           Page
PART 1 - FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                 and December 31, 1999                                       3

               Consolidated Statement of Operations - Three Months And
                 Six Months Ended June 30, 2000 and 1999 (Unaudited)         4

               Consolidated Statement of Cash Flows - Six Months Ended
                 June 30, 2000 and 1999 (Unaudited)                          5

               Notes  to   the   Consolidated   Financial   Statements
                 (Unaudited)                                             6 - 7

          Item 2.  Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations                       8 - 9


PART II - OTHER INFORMATION

           Item 1. Legal Proceedings                                        10

           Item 2. Charges in Securities                                    10

           Item 3. Defaults upon Senior Securities                          10

           Item 4. Submission of Matters to Vote of Security holders        10

           Item 5.  Other Information                                       10

           Item 6.  Exhibits and Reports on Form 8-K                        10

           Signatures                                                       11

                     ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                          June 30,            December 31,
                                                                                            2000                  1999
                                                                                        (Unaudited)
                                                                                     -------------------   -------------------
                                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                        $         52,841      $         60,373
      Accounts receivable, net                                                                1,200,900             1,177,544
      Inventory                                                                                 707,672               830,783
      Other current assets                                                                        3,509                16,494
                                                                                     -------------------   -------------------
          Total Current Assets                                                                1,964,922             2,085,194
                                                                                     -------------------   -------------------

PROPERTY AND EQUIPMENT, NET                                                                   1,308,390             1,343,883

OTHER ASSETS
       Investments                                                                              818,750             1,506,250
       Intangibles, net                                                                         715,713               734,930
       Receivable from affiliate                                                                 70,256                65,780
                                                                                     -------------------   -------------------
           Total Other Assets                                                                 1,604,719             2,306,960
                                                                                     -------------------   -------------------
TOTAL ASSETS                                                                           $      4,878,031      $      5,736,037
                                                                                     ===================   ===================

                                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                 $        935,438      $      1,061,720
      Lines of credit                                                                           262,000               250,000
      Accrued expenses                                                                          424,692               520,248
      Notes payable, current portion                                                          1,025,534               877,156
      Capital lease obligations, current portions                                                13,819                13,112
                                                                                     -------------------   -------------------
             Total Current Liabilities                                                        2,661,483             2,722,236

NOTES PAYABLE, NET OF CURRENT PORTION                                                         1,440,732             1,468,828

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                65,559                71,530
                                                                                     -------------------   -------------------
TOTAL LIABILITIES                                                                             4,167,774             4,262,594
                                                                                     -------------------   -------------------
SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value, 25,000,000 shares
           authorized, 250 shares issued and outstanding                                              -                     -
      Common stock, $.001 par value, 75,000,000 shares
           authorized, 5,149,712 shares issued and outstanding                                    5,150                 5,150
      Additional paid-in capital                                                              2,332,862             2,332,862
      Accumulated other comprehensive income                                                   (256,250)              431,250
      Accumulated deficit                                                                    (1,371,505)           (1,295,819)
                                                                                     -------------------   -------------------
                Total Shareholders' Equity                                                      710,257             1,473,443
                                                                                     -------------------   -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $      4,878,031              5,736,03
                                                                                     ===================   ===================
                                       3

                 See accompanying notes to financial statements

                     ENOVA HOLDINGS, INC. AND SUBSIDIARIES
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                  (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                              2000                1999              2000               1999
                                                       -----------------    ---------------  -----------------   ---------------
 NET SALES                                                 $  1,536,552         $2,018,309       $  3,242,668        $3,907,073

 COST OF SALES                                                  933,943          1,343,546          2,038,737         2,421,491
                                                       -----------------    ---------------  -----------------   ---------------
 GROSS PROFIT                                                   602,609            674,763          1,203,931         1,485,582
                                                       -----------------    ---------------  -----------------   ---------------
 OPERATING EXPENSES
       Sales and marketing                                       51,426            143,327            384,020           343,970
       General and administrative                               429,829            454,720            717,863           879,222
                                                       -----------------    ---------------  -----------------   ---------------
            Total Operating Expenses                            481,255            598,047          1,101,883         1,223,192
                                                       -----------------    ---------------  -----------------   ---------------

 INCOME (LOSS) FROM OPERATIONS                                  121,354             76,716            102,048           262,390

 OTHER (INCOME) EXPENSES
       Other income
                                                                (7,335)                (39)            (7,336)             (546)
       Interest expense                                         99,998              27,305            182,670            54,671

                                                       -----------------    ---------------  -----------------   ---------------

            Total Other (Income) Expenses                        92,663             27,266            175,334            54,125
                                                       -----------------    ---------------  -----------------   ---------------
 NET INCOME (LOSS) BEFORE
     INCOME TAXES                                                28,691             49,450            (73,286)          208,265

       Income taxes                                                (800)            51,237              2,400            51,237
                                                       -----------------    ---------------  -----------------   ---------------
 NET INCOME (LOSS)                                               29,491             (1,787)           (75,686)          157,028

 OTHER COMPREHENSIVE INCOME
       Unrealized loss on investments                          (381,250)                             (687,500)
                                                       -----------------    ---------------  -----------------   ---------------
 COMPREHENSIVE INCOME (LOSS)                               $   (351,759)        $   (1,787)       $  (763,186)       $  157,028
                                                       =================    ===============  =================   ===============
 Net income (loss) per common share -
   basic and diluted                                       $       0.01         $    (0.00)       $     (0.01)       $     0.03
                                                       =================    ===============  =================   ===============
 Weighted average shares outstanding -
    basic and diluted                                         5,149,712          5,142,936          5,149,712         5,142,936
                                                       =================    ===============  =================   ===============

                 See accompanying notes to financial statements

                     ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                            2000         1999
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $ (75,686)   $ 157,028
      Adjustments to reconcile  net income (loss) to net cash provided by (used in) operating activities:
             Depreciation & amortization                                    54,709       58,764
             Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                  (23,356)    (230,800)
               (Increase) decrease in inventory                            123,111      118,436
               (Increase) decrease in other assets                          12,987       (9,508)
               Increase in accounts payable                               (126,285)    (308,636)
               Increase (decrease) in accrued expenses                     (16,177)      27,366
                                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (50,697)    (187,350)
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                        -      (11,130)
      Advances to affiliate                                                 (4,476)      (8,166)
                                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                       (4,476)     (19,296)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from lines of credit                                     12,000      200,000
      Proceeds from notes payable                                           46,207         --
      Payments on notes payable                                             (5,302)    (248,123)
      Payments on capital lease                                             (5,264)      (2,293)

                                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         47,641      (50,416)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (7,532)    (257,062)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                60,373      345,114
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, JUNE 30                                       $  52,841    $  88,052
                                                                         =========    =========


                 See accompanying notes to financial statements

                                       5

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

Note 1. Organization

         Enova Holdings, Inc.("Enova" or the "Company") is engaged in the distribution, service, and manufacturing of custom process equipment packages for the air and gas handling equipment industry. The Company operates through two operating subsidiaries: Pego Systems, Inc.("Pego") and Pacific Pneumatics, Inc. ("PPI").


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


Note 3. Legal Matters

         On January 14, 2000, the bank with whom the Company had its line of credit and a term loan, demanded payment in full of these obligations in the amount of $924,636, and filed a complaint against the Company for alleged no-payment of the promissory note and breach of the security agreement. This amount is recorded as a liability on the Company's financial statements at June 30, 2000. Management and counsel have reviewed the complaint and have interposed numerous defenses. The Company continues to believe that there is no legal basis for the prosecution of this action.


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

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

PART 1 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

The accompanying financial statements of Enova for the three months and six months ended June 30, 2000 include operations of Enova, Pego and PPI. The accompanying financial statements for the three months and six months ended June 30, 1999 include operations of Pego and PPI.

Comparison of the Three Months and Six Months Ended June 30, 2000 to Three Months and Six Months Ended June 30, 1999:

Sales: Sales decreased by approximately $481,800 and $644,400 during the three months and six months ended June 30, 2000 when compared to the same periods in 1999. The decrease in sales resulted primarily due to Enova not able to complete shipments of major engineering packages due to back-ordered parts.

Cost of Sales. Cost of sales decreased by approximately $409,600 and $382,750 during the three months and six months ended June 30, 2000 when compared to the same periods in 1999. Cost of Sales as a percentage of sales decreased to approximately 61% and increased to 62% of sales during the three months and six months ended June 30, 2000 as compared to approximately 67% and 62% of sales for the same periods in 1999. The decrease in cost of sales was primarily due to sale of product mix with higher gross margin during the three months ended June 30, 2000 compared to the sale of product mix during the same periods in 1999.

Sales and marketing: Sales and marketing expenses decreased by approximately $91,900 and increased by $40,050 during the three months and six months ended June 30, 2000 when compared to the same periods in 1999. Sales and marketing expenses as a percentage of sales decreased to approximately 3% of sales and increased to 12% of sales during the three months and six months ended June 30, 2000 as compared to approximately 7% and 9% of sales for the same periods in 1999. Such decrease was primarily due to Enova reducing advertising and marketing activities during the three months ended June 30, 2000 as compared to the same period in 1999. However, sales and marketing expense increased due to Enova expanding direct sales and increased advertising and marketing expense in the six months ended June 30, 2000 as compared to the same period in 1999.

General and administrative expenses. General and administrative expenses decreased by approximately $24,890 and $161,360 during the three months and six months ended June 30, 2000 when compared to the same periods in 1999. General and administrative expenses as a percentage of sales increased to approximately 28% and 22% of sales during the six months ended June 30, 2000 when compared to approximately 23% and 22% of sales for the same periods in 1999. Such decrease was primarily due to the increased administrative, legal and accounting costs, and payroll expenses incurred in connection with the organization of Enova during the three months and six months ended June 30, 1999 compared to the same periods in 2000.

Interest Expense: Interest expense increased by approximately $72,690 and $128,000 during the three months and six months ended June 30, 2000 when compared to the same periods in 1999. The increase in interest expense was primarily due to higher rate of interest charged to Enova on loans outstanding to the bank and third party during the three and six months ended June 30, 2000 as compared to the same periods in 1999. Liquidity and Capital Resources

At June 30, 2000, Enova had cash and cash equivalents of approximately $52,840 and working capital deficiency of approximately $696,560. The company believes that its existing working capital deficit together with funds generated from operations will not be sufficient to provide for its planned operations for the foreseeable future. Enova regularly examines opportunities for strategic acquisitions of other companies or lines of businesses and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or raise additional funds to be used, in whole or part, in payment of acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on Enova's shareholders, and there can be no assurances as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

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

         (a)   Exhibits - None.

         (b)   Reports on Form 8-K - None during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ENOVA HOLDINGS, INC.


Date:  August  17,  2000                  By: /s/  Dr.  Alan V.  Phan
                                             -------------------------------
                                                   Dr.  Alan V.  Phan
                                                  Chairman of the Board
                                                      and President