Form 10QSB
period 2000-09-30
ENOVA HOLDINGS INC
filed 2000-11-17
CIK 1098929

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes X No   .
                                                                  ---

As of September 30, 2000, Enova Holdings, Inc. had 3,812,212 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes                      No  X
            ----                    ----

                                TABLE OF CONTENTS
                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES


                              Report on Form 10-QSB
                   For the Three Months and Nine Months ended
                               September 30, 2000

                                                                          Page

PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets - September 30, 2000
            (Unaudited) and December 31, 1999                          5 - 6

           Consolidated Statement of Operations - Three Months
            And Six Months Ended September 30, 2000 and 1999 (Unaudited)   7

           Consolidated Statement of Cash Flows - Six Months Ended
            September 30, 2000 and 1999 (Unaudited)                        8

           Notes to the Consolidated Financial Statements (Unaudited)  9 - 10

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11 - 12


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                             13

   Item 2.  Charges in Securities                                         13

   Item 3.  Defaults upon Senior Securities                               13

   Item 4.  Submission of Matters to Vote of Security Holders             13

   Item 5.  Other Information                                             13

   Item 6.  Exhibits and Reports on Form 8-K                              13

   Signatures                                                             14

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES


                                    CONTENTS


    PAGE          5 - 6     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
                            (UNAUDITED) AND DECEMBER 31, 1999

    PAGE            7       CONSOLIDATED STATEMENTS  OF OPERATIONS FOR THE THREE
                            AND  NINE  MONTHS  ENDED SEPTEMBER 30, 2000 AND 1999
                            (UNAUDITED)

    PAGE            8       CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE NINE
                            MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

    PAGES         9 - 10    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (UNAUDITED)

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                            September 30, 2000 December 31, 1999
                                                (Unaudited)
                                            ------------------ -----------------
                  CURRENT ASSETS
   Cash                                      $      25,140      $       60,373
   Accounts receivable, net                        674,857           1,177,544
   Inventories                                     623,508             830,783
   Prepaid expenses and other assets                 5,909              16,494
                                             -------------      --------------
     Total Current Assets                        1,329,414           2,085,194
                                             -------------      --------------
         PROPERTY AND EQUIPMENT - NET            1,291,683           1,343,883
                                             -------------      --------------
                OTHER ASSETS
   Investments                                     525,050           1,506,250
   Intangibles, net                                710,696             734,930
   Receivable from affiliate                        70,599              65,780
                                             -------------      --------------
     Total Other Assets                          1,306,345           2,306,960
                                             -------------      --------------
                 TOTAL ASSETS                $   3,927,442      $    5,736,037
                                             =============      ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

             CURRENT LIABILITIES
   Accounts payable                          $   1,100,836      $    1,061,720
   Lines of credit                                 262,000             250,000
   Accrued expenses                                443,561             520,248
   Notes payable, current portion                1,124,195             877,156
   Capital lease obligations, current portion       14,261              13,112
                                             -------------      --------------
     Total Current Liabilities                   2,944,853           2,722,236

  NOTES PAYABLE, NET OF CURRENT PORTION          1,431,684           1,468,828

  CAPITAL LEASE OBLIGATIONS, NET OF
            CURRENT PORTION                         61,825              71,530
                                             -------------      --------------
              TOTAL LIABILITIES                  4,438,362           4,262,594
                                             -------------      --------------

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

STOCKHOLDERS' (EQUITY)
  Preferred stock, $.001 par value,                      -                   -
     25,000,000 shares authorized, 250
     shares issued and outstanding
     Common stock, $.001 par value,                  5,150               5,150
     75,000,000 shares authorized,
     5,149,712 shares issued and outstanding
   Additional paid in capital                    2,332,862           2,332,862
   Accumulated other comprehensive income         (549,950)            431,250
   Accumulated deficit                          (2,298,982)         (1,295,819)
                                             -------------      --------------

     Total Stockholders' Equity (Deficiency)      (510,920)          1,473,443
                                             -------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
-----------------------------------          $   3,927,442      $    5,736,037
 EQUITY (DEFICIENCY)                         =============      ==============
--------------------

          See accompanying notes to consolidated financial statements.

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 For The Three Months     For The Three Months       For The Nine Months       For The Nine Months
                                   Ended September 30,     Ended September 30,       Ended September 30,       Ended September 30,
                                          2000                    1999                      2000                       1999
                                 ----------------------  ----------------------    ----------------------    -----------------------
REVENUES                         $          893,479       $          1,457,506      $         4,136,147      $          5,364,579

COST OF SALES                               798,340                    794,634                2,837,077                 3,216,125
                                 ------------------       --------------------      -------------------      -----------------------
GROSS PROFIT                                 95,139                    662,872                1,299,070                 2,148,454
                                 ------------------       --------------------      -------------------      -----------------------
OPERATING EXPENSES
   Selling and marketing                    256,794                    132,198                  640,814                    476,168
   General and administrative               753,965                    735,440                1,471,828                  1,614,662
                                 ------------------       --------------------      -------------------      -----------------------
     Total Operating Expenses             1,010,759                    867,638                2,112,642                  2,090,830
                                 ------------------       --------------------      -------------------      -----------------------
INCOME (LOSS) FROM OPERATIONS              (915,620)                  (204,766)                (813,572)                    57,624
                                 ------------------       --------------------      -------------------      -----------------------
OTHER INCOME (EXPENSE)
   Interest expense                          (9,524)                   (45,627)                (192,194)                  (100,298)
   Other income                                   -                          -
   Other expense                             (1,533)                         -                    5,803                        546
                                 ------------------       --------------------      -------------------      -----------------------
     Total Other Income (Expense)           (11,057)                   (45,627)                (186,391)                   (99,752)
                                 ------------------       --------------------      -------------------      -----------------------
LOSS BEFORE INCOME TAXES                   (926,677)                  (250,393)                (999,963)                   (42,128)
                                 ------------------       --------------------      -------------------      -----------------------
FEDERAL AND STATE INCOME TAX                    800                        789                    3,200                     52,026
                                 ------------------       --------------------      -------------------      -----------------------
NET INCOME (LOSS)                          (927,477)                  (251,182)              (1,003,163)                   (94,154)
-----------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments    (293,700)                         -                 (981,200)                         -
                                 ------------------       --------------------      -------------------      -----------------------
COMPREHENSIVE INCOME (LOSS)      $       (1,221,177)      $           (251,182)     $        (1,984,363)     $             (94,154)
                                 ------------------       --------------------      -------------------      -----------------------
Net loss per share -
basic and diluted                $            (0.24)      $              (0.05)     $             (0.39)     $               (0.02)
                                 ==================       ====================      ===================      =======================
  Weighted average number of
shares outstanding - basic and            5,149,712                  5,145,247                5,149,712                  5,145,247
diluted                          ==================       ====================      ===================      =======================





          See accompanying notes to consolidated financial statements.

                              ENOVA HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                         For The Nine         For The Nine
                                           Months                Months
                                        Ended September      Ended September
                                          30, 2000             30, 1999
                                       ------------------  --------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $   (1,003,163)   $       (94,154)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and Amortization                    76,433             92,871
  (Increase) decrease in accounts receivable      502,687            161,772
  (Increase) decrease in inventories              207,275            120,222
  (Increase) Decrease in prepaid expenses
  and other assets                                 10,585              3,990
  Increase (Decrease) in accounts payable
  and accrued expenses                            (37,570)          (243,473)
                                           --------------    ---------------
     Net Cash Provided By (Used In)
      Operating Activities                       (243,753)            41,228
                                           --------------    ---------------
    CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   -            (18,218)
  Notes receivable                                 (4,819)           (54,582)
                                           --------------    ---------------
     Net Cash Used In Investing Activities         (4,819)           (72,800)
                                           --------------    ---------------
   CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                        209,895           (315,818)
  Line of credit proceeds                          12,000            200,000
  Payment on capital lease obligation              (8,556)            (2,293)
                                           --------------    ---------------
     Net Cash Provided By (Used In)
      Financing Activities                        213,339           (118,111)
                                           --------------    ---------------
     NET INCREASE (DECREASE) IN CASH              (35,233)          (149,683)

     CASH, BEGINNING OF PERIOD                     60,373            345,114
                                           --------------    ---------------

CASH, END OF PERIOD                        $       25,140    $       195,431
                                           ==============    ===============









          See accompanying notes to consolidated financial statements.

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

Note 3.  Legal Matters

         On January 14, 2000, the bank with whom the Company had its line of credit and a term loan, demanded payment in full of these obligations in the amount of $924,636, and filed a complaint against the Company for alleged no-payment of the promissory note and breach of the security agreement. This amount is recorded as a liability on the Company's financial statements at September 30, 2000. Management and counsel have reviewed the complaint and have interposed numerous defenses. The Company continues to believe that there is no legal basis for the prosecution of this action.


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

                      ENOVA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

Part 1 Item 2.  Management's Discussion  and Analysis of Financial Condition and
                Results of Operations:

Results of Operations

The accompanying financial statements of Enova for the three months and nine months ended September 30, 2000 include operations of Enova, Pego and PPI. The accompanying financial statements for the three months and Nine months ended September 30, 1999 include operations of Pego and PPI.

Comparison of the Three Months and Nine Months Ended September 30, 2000 to Three Months and Nine Months Ended September 30, 1999:

Sales: Sales decreased by approximately $564,027 and $1,228,432 during the three months and nine months ended September 30, 2000 when compared to the same periods in 1999. The decrease in sales resulted primarily due to not being able to purchase products for resale in similar quantities and at similar prices as previously because of cash constraints..

Cost of Sales. Cost of sales increased by approximately $3,706 and decreased $379,048 during the three months and nine months ended September 30, 2000 when compare to the same periods in 1999. Cost of Sales as a percentage of sales increased to approximately 89% and increased to 68% of sales during the three months and nine months ended September 30, 2000 as compared to approximately 54% and 60% of sales for the same periods in 1999. The increase in cost of sales was primarily due to sale of product mix with lower gross margin at higher costs during the three months ended September 30, 2000 compared to the sale of product mix during the same periods in 1999.

Sales and marketing: Sales and marketing expenses increased by approximately $124,596 and increased by $164,646 during the three months and six months ended September 30, 2000 when compared to the same periods in 1999. Sales and marketing expenses as a percentage of sales increased to approximately 28% of sales and increased to 15% of sales during the three months and nine months ended September 30, 2000 as compared to approximately 9% and 9% of sales for the same periods in 1999. Such increase was primarily due to maintaining the same level of sales and marketing staff and attendant costs during a sharp diminution in sales during the three months ended September 30, 2000 as compared to the same period in 1999. Sales and marketing expense increased due to Enova expanding direct sales and increased advertising and marketing expense in the final three months of the nine months ended September 30, 2000 as compared to the same period in 1999.

General and administrative expenses. General and administrative expenses increased by approximately $18,525 and decreased by $142,834 during the three months and nine months ended September 30, 2000 when compared to the same periods in 1999. General and administrative expenses as a percentage of sales increased to approximately 84% and decreased to 35% of sales during the nine months ended September 30, 2000 when compared to approximately 50% and 30% of sales for the same periods in 1999. Such decrease was primarily due to the increased administrative, legal and accounting costs, and payroll expenses incurred in connection with the organization of Enova as well as decrease in sales while maintaining high employee count during the three months and nine months ended September 30, 1999 compared to the same periods in 2000.

Interest Expense: Interest expense decreased by approximately $36,103 and increased $91,896 during the three months and nine months ended September 30, 2000 when compared to the same periods in 1999. The decrease in interest expense for the three months ended September 30, 2000 was primarily due to a change in the accruals for interest expense on the Bank Line in litigation that was not effected until this three month period while the nine month period ending September 30, 2000 included the prior accruals of interest as compared to the same periods in 1999.

Liquidity and Capital Resources: At September 30, 2000, Enova had cash and cash equivalents of approximately $25,140 and working capital deficiency of approximately $1,615,439. The company believes that its existing working capital deficit together with funds generated from operations will not be sufficient to provide for its planned operations for the foreseeable future. Enova regularly examines opportunities for strategic acquisitions of other companies or lines of businesses and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or raise additional funds to be used, in whole or part, in payment of acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on Enova's shareholders, and there can be no assurances as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

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


                                                     ENOVA HOLDINGS, INC.


Date: November 17, 2000                     By: /s/ Frederic Cohn
                                               -------------------------------
                                                    Frederic Cohn
                                                    Chairman of the Board